Form 10-K
period 1999-12-31
GMAC MORTGAGE LOAN TRUST 1999-J1
filed 2004-02-09
CIK 1093247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 1999

or

[   ]        Transition report pursuant to section 13 or 15(d) of the Securities
             Exchange Act of 1934

             Commission File Number:  333-51279-02


                          CENDANT MORTGAGE CORPORATION
                 CDMC MORTGAGE-BACKED PASS-THROUGH CERTIFICATES,
                                  SERIES 2000-8

             (Exact name of registrant as specified in its charter)


                     New York                                   13-4147743

           (State or other jurisdiction                      (I.R.S. Employer
         of incorporation or organization)                  Identification No.)

       c/o The Bank of New York, as Trustee
       101 Barclay Street, 8 West                                  10286
       New York, New York

          (Address of Principal Executive
                     Offices) (Zip Code)



Registrant's telephone number, including area code: 212.815.4700

Securities registered pursuant to Section 12(b) of the Act:

     NONE.

Securities registered pursuant to Section 12(g) of the Act:

     NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes              No    X
    ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Not applicable.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

     Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Not applicable.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable.

                                     PART I

Item 1.     Business

            Omitted.

Item 2.     Properties

            Not applicable.

Item 3.     Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5.     Market for registrant's Common Equity and Related Stockholder
            Matters.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 28, 2001, the number of holders of record for each class of Certificate were as follows:

              Class A1           4
              Class A2           1
              Class A3           2
              Class A4           3
              Class A5           9
              Class P            1
              Class X            1
              Class R            1
              Class B1           1
              Class B2           1
              Class B3           1
              Class B4           1
              Class B5           1
              Class B6           1

              Total:            28

Item 6.     Selected Financial Data.

            Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

Item 8.     Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            Not applicable.

Item 11.    Executive Compensation.

            Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

Item 13.    Certain Relationships and Related Transactions.

            Not applicable.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) Exhibits

            (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.

            a) Cendant Mortgage Corporation

            (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2001.

            a) Cendant Mortgage Corporation

            (99.3) Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2001.

            a) Cendant Mortgage Corporation

            (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

            (b) Reports on Form 8-K, dated as of October 31, 2002, November 30, 2002, and December 31, 2002, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d) Omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC
                                                                   (Registrant)


                                      By:     /s/ Jeffrey Mayer
                                              ---------------------------------
                                      Name:   Jeffrey Mayer
                                      Title:  President

                                      Dated:  December 4, 2003

                                  CERTIFICATION
I, Jeffrey Mayer, certify that:

l. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of CDMC Trust 2000-8, CDMC Mortgage-Backed Pass-Through Certificates, Series 2000-8.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Bank of New York as Trustee
Cendant Mortgage Corporation, as Servicer

Date: December 4, 2003



                                    By:       /s/ Jeffrey Mayer
                                              ---------------------------------
                                    Name:     Jeffrey Mayer
                                    Company:  Structured Asset Mortgage
                                              Investments Inc.
                                    Title:    President