Form 10-K
period 2000-12-31
GMAC MORTGAGE LOAN TRUST 1999-J1
filed 2004-02-09
CIK 1093247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ x ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal Year ended December 31, 2000

or

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

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

                                     PART II

Item 5.     Market for registrant's Common Equity and Related Stockholder
            Matters.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 29, 2000, the number of holders of record for each class of Certificate were as follows:

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) Exhibits

            (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

            a) Cendant Mortgage Corporation

            (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

            a) Cendant Mortgage Corporation

            (99.3) Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

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