Form 10-K/A
period 2001-12-31
GMAC MORTGAGE LOAN TRUST 1999-J1
filed 2004-02-10
CIK 1093247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A



[ x  ]   Annual reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal Year ended December 31, 2001

or

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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 28, 2001, the number of holders of record for each class of Certificates were as follows.

         Class A-1                          1
         Class A-2                          4
         Class A-3                          11
         Class A-4                          2
         Class A-5                          1
         Class A-6                          1
         Class A-7                          1
         Class A-8                          1
         Class A-9                          1
         Class A-10                         8
         Class A-11                         3
         Class A-12                         1
         Class A-13                         5
         Class A-14                         1
         Class B-1                          1
         Class B-2                          1
         Class B-3                          1
         Class B-4                          1
         Class B-5                          1
         Class B-6                          1
         Class PO                           1
         Class RL                           1
         Class RU                           1
         Class X                            1

         Total:                             51

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

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2001.

                  a) GMAC Mortgage Corporation

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2001.

a)       GMAC Mortgage Corporation

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2001.

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

                                      STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                                    (Registrant)


                                                    By:     /s/ Jeffrey Mayer
                                                       ------------------------
                                                    Name:   Jeffrey Mayer
                                                    Title:  President

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A. as Trustee

Date: December 4, 2003



                                           By:  /s/ Jeffrey Mayer
                                              -----------------------------
                                           Name: Jeffrey Mayer
                                           Company: Structured Asset Mortgage
                                           Investments Inc.
                                           Title: President